Form 10QSB
period 2002-09-30
ARES GLOBAL ASSETS INC
filed 2002-10-10
CIK 1181276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                              For the quarterly period ended September 30, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

              For the transition period from _______________ to _______________

                        Commission file number 0-49977

                            ARES GLOBAL ASSETS, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                  pending
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

            244 Fifth Avenue, #W219, New York, New York 10001-7604
              (Address of principal executive offices) (Zip Code)

                                (212) 504-8120
             (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section
13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ ] Yes   [X] No

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

                       Outstanding at September 30, 2002
                  Common Stock, par value $0.0001 - 1,240,000

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required  to  be filed with this 10-
QSB Quarterly Report were prepared by management and commence  on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                           ARES GLOBAL ASSETS, INC.
                        (A Development Stage Company)
                           As of September 30, 2002
                                (Unaudited)

                                   ASSETS

         Cash                                                 $    --
                                                              -------
         TOTAL ASSETS                                         $    --
                                                              =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES                                          $    --
                                                              -------
         STOCKHOLDERS' EQUITY

         Preferred Stock, $.0001 par value, 20,000,000 shares
         authorized, none issued and outstanding                   --
         Common Stock, $.0001 par value, 100,000,000 shares
         authorized, 1,240,000 issued and outstanding             124
         Additional paid-in capital                                --
         Deficit accumulated during development stage            (124)
                                                              -------
         Total Stockholders' Equity                                --
                                                              -------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                              $    --
                                                              =======

               See accompanying notes to financial statements

                           ARES GLOBAL ASSETS, INC.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                        July 16, 2002
                                                        (Inception) to
                                                      September 30, 2002
                                                      ------------------

 Income                                                   $      --

 Expenses
   Organization expense                                         124
                                                          ---------
  Total expenses                                                124
                                                          ---------
 NET LOSS                                                 $    (124)
                                                          =========

                 See accompanying notes to financial statements

                           ARES GLOBAL ASSETS, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)

                                                        July 16, 2002
                                                       (Inception) to
                                                      September 30, 2002
                                                      ------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                                                  $    (124)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services                                   124
                                                          ---------
 Net cash used in operating
  activities                                                     --
                                                          ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                      --
                                                          ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                                                    --
                                                          ---------
Net cash provided by
 financing activities                                            --
                                                          ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                            --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                                             --
                                                          ---------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                           $      --
                                                          =========

                 See accompanying notes to financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Ares  Global  Assets,  Inc.  (a  development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business
combination with a domestic or foreign  private  business.   At  September  30,
2002, the Company had not yet commenced any formal business operations, and all activity  to date relates to the Company's formation and proposed fund raising.
The Company's fiscal year end is December 31.

The Company's  ability to commence operations is contingent upon its ability to identify a prospective target business.

B.  Use of Estimates

The preparation  of  the  financial  statements  requires  management  to  make estimates  and  assumptions  that  affect  the  reported  amounts of assets and liabilities and disclosure of contingent assets and liabilities  at the date of the  financial  statements  and  the reported amounts of revenues and  expenses during the reporting period.  Actual results could differ from those estimates.

C.  Cash and Cash Equivalents

For purposes of the statement of cash  flows,  the Company considers all highly liquid investments purchased with an original maturity  of three months or less to be cash equivalents.

D.  Income Taxes

The Company accounts for income taxes under the Financial  Accounting Standards
Board of Financial Accounting Standards No. 109, "Accounting  for Income Taxes"
("Statement  109").   Under Statement 109, deferred tax assets and  liabilities
are recognized for the  future  tax  consequences  attributable  to differences between  the  financial  statement  carrying  amounts  of  existing assets  and
liabilities   and  their  respective  tax  basis.   Deferred  tax  assets   and
liabilities are  measured  using enacted tax rates expected to apply to taxable income in the years in which  those  temporary  differences  are expected to be recovered or settled.  Under Statement 109, the effect on deferred  tax  assets and  liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no current or deferred income tax expense  or  benefits due to the Company not having any material operations for the period ending September 30, 2002.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is  authorized  to  issue  20,000,000  shares of preferred stock at
$.0001  par  value,  with  such  designations,  voting  and  other  rights  and preferences as may be determined from time to time by the Board of Directors.

B.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. On July 16, 2002, the Company issued 1,240,000  shares of its common stock to the founder of the Company pursuant to Section 4(2)  of the Securities
Act of 1933 for an aggregate of $124 in services.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional  shares of common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The  following  discussion  should  be read in conjunction with the information contained in the financial statements  of  the  Company  and  the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (July 16, 2002) through September 30, 2002.

The  Company  is  considered  to  be  in  the  development stage as defined  in
Statement  of  Financial  Accounting  Standards  No.  7.  There  have  been  no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In  connection  with  the  safe  harbor  provisions of the  Private  Securities
Litigation  Reform  Act  of 1995 (the "Reform  Act"),  the  Company  is  hereby providing cautionary statements  identifying important factors that could cause the  Company's actual results to differ  materially  from  those  projected  in forward-looking  statements (as such term is defined in the Reform Act) made by or on behalf of the  Company  herein  or  orally,  whether in presentations, in response  to questions or otherwise. Any statements that  express,  or  involve discussions  as  to  expectations,  beliefs,  plans, objectives, assumptions or future events or performance (often, but not always,  through  the use of words or  phrases  such  as  "will  result", "are expected to", "will continue",  "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties  which  could  cause  actual  results  to differ materially  from  those  expressed  in  the  forward-looking  statements.  Such uncertainties include, among other, the following: (i) the Company's ability to obtain  additional  financing  to  implement  its  business  strategy; (ii) the
financial  condition  of  the  Company's  clients;  (iii)  imposition   of  new
regulatory  requirements  affecting  the  Company;  (iv)  a downturn in general economic  conditions  (v)  the delay or failure to properly manage  growth  and
successfully  integrate  acquired   companies  and  operations;  (vi)  lack  of
geographic diversification; and (vii)  other  factors  which  are  described in further  detail  in  the  Company's  filings  with  the Securities and Exchange
Commission.

The Company cautions that actual results or outcomes  could  differ  materially from those expressed in any forward-looking statements made by or on behalf  of the  Company. Any forward-looking statement speaks only as of the date on which such statement  is made, and the Company undertakes no obligation to update any forward-looking statement  or  statements  to  reflect  events or circumstances after the date on which such statement is made or to reflect  the occurrence of unanticipated  events.  New  factors emerge from time to time, and  it  is  not possible for management to predict  all  of  such  factors. Further, management cannot assess the impact of each such factor on the  business  or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company  is  unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities.

On  July  16, 2002, the Company issued 1,240,000 shares of its common stock  to the founder  of  the  Company in exchange for an aggregate of $124 in services.
This transaction was not  registered  under  the  Securities  Act  of 1933 (the
"Act")  in reliance on the exemption from registration in Section 4(2)  of  the
Act.  The  securities were offered and sold without any general solicitation to persons affiliated with the Issuer as founding shareholders, are subject to the resale provisions  of  Rule  144  and  may  not  be sold or transferred without registration except in accordance with Rule 144. Certificates  representing the securities bear such a legend.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

The  Company  did  not  file  any reports on Form 8-K during the quarter  ended
September 30, 2002.

                                  SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant has
caused this report to be signed  on  its  behalf  by the undersigned, thereunto duly authorized.

                                              ARES GLOBAL ASSETS, INC.
                                              (Registrant)

                                              By: T. Chong Weng
                                              ---------------------------------
                                              T. Chong Weng
                                              President, Chief Executive
                                              Officer, Secretary, Treasurer and
                                              Director

Date: October 9, 2002

   Written Statement of Chief Executive Officer and Chief Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The  undersigned, the Chief Executive Officer and Chief  Financial  Officer  of
Ares Global  Assets,  Inc.  (the  "Company"),  hereby  certifies  that, to such person's knowledge, on the date hereof:

(a)  the  Form 10-QSB of the Company for the quarter ended September  30,  2002 filed on the  date  hereof  with  the  Securities  and Exchange Commission (the
"Report")  fully  complies with the requirements of Section  13(a)  or  Section
15(d) of the Securities Exchange Act or 1934; and

(b) information contained  in  the  Report  fairly  presents,  in  all material respects, the condition and results of operations of the Company.

/s/ T. Chong Weng
-------------------------
Name:  T. Chong Weng
Title: Chief Executive Officer and Chief Financial Officer
Date:  October 9, 2002